Form 10-Q
period 2014-09-30
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2014-11-14
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

Commission File No. 333-192107

Premier Pacific Construction, Inc.
(exact name of registrant as specified in its charter)

Nevada	90-0920687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13103 Golden Way Poway, CA 92064
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code – (858) 748-7152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of November 13, 2014 Premier Pacific Construction, Inc. had 5,144,000 shares of common stock outstanding (post forward-split).  Please see information under Item 5 – Other Information concerning the forward-split.

Part I.   Financial Information

Item 1.       Financial Statements (Unaudited)

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$1,366	$17,506

Other current assets
Pre-paid expenses	662	662
Total Current Assets	2,028	18,168
Fixed assets
Computer and office equipment	957	957

TOTAL ASSETS	$2,985	$19,125

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,000	3,000
Loan from shareholder	663	14,063
Progress billings	-	12,669
Total current liabilities	3,663	29,732
TOTAL LIABILITIES	$3,663	$29,732

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and 5,144,000 issued	5,144	5,144
Additional paid-in capital	29,897	29,897
Accumulated Deficit	(35,719)	(45,648)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(678)	(10,607)

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,985	$19,125

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue
Third party revenue	-	-	68,972	7,000
Total revenue	-	-	68,972	7,000

Cost of goods sold
Job related costs	106	-	43,931	6,000
Gross profit	(106)	-	25,041	1,000

Operating costs
Professional fees	4,485	4,000	9,810	8,351
General and administrative	1,631	1,543	5,302	5,130
Total operating costs	6,116	5,543	15,112	13,481

Net Income (loss)	(6,222)	(5,543)	9,929	(12,481)

Basic and dilutive earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,144,000	5,144,000	5,144,000	5,144,000

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$9,929	$(12,481)
Changes in operating assets and liabilities:
Pre-paid expenses	-	-
Progress billings	(12,669)	-
Accounts payable	-	3,000
Net cash used in operating activities	(2,740)	(9,481)

INVESTING ACTIVITIES
Computer and office equipment	-	(957)
Net cash provided by investing activities	-	(957)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	6,062
Repayment of shareholder loans	(13,400)	-
Net cash provided by financing activities	(13,400)	6,062

Net change in cash	(16,140)	(4,376)

Cash and cash equivalents at beginning of period	17,506	4,479

Cash and cash equivalents at end of period	1,366	$103

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS September 30, 2014

1.  ORGANIZATION AND BASIS OF PRESENTATION

Premier Pacific Construction, Inc. (“The Company”) was originally incorporated in the State of California on July 28, 2000 in the name of Francella’s Kitchen and Bath Refinishing Inc. to engage in the business of small scale construction, repairs and alterations for residential clients. On August 8, 2008 the Company changed its name to Premier Pacific Construction, Inc., a California Corporation (“PPC-CA”). The Company merged with Premier Pacific Construction Inc., a Nevada Corporation (“PPC-NV”) in March of 2012.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements which were included in the Company’s Amendment No.2 to Form S-1 as filed with the Securities and Exchange Commission on April 29, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

In the period ending September 30, 2014, the loan from the majority shareholder was paid by $13,400 and $ 663 is still outstanding. The loan carries no interest, has no maturity date.

There have been no other related party transactions during the period ending September 30, 2014.

4. SUBSEQUENT EVENTS

On November 6, 2014, the Company’s Board of Directors approved a four-for-one (4-1) forward split (“Forward split”) of its issued and outstanding shares of common stock to shareholders of record as of October 31, 2014 (“Record Date”) to be effective on November 7, 2014 (“Effective Date”). A majority of the Company’s shareholders approved the Forward Split by unanimous written consent without a meeting on November 6, 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the four-for-one (4-1) Forward Stock Split.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

All statements contained in this Report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word “believe,” “anticipate,” “expect” and word of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Report.  Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.  The Company's actual results could differ materially from those discussed here.

We were originally incorporated in the State of California on July 28, 2000 in the name of Francella’s Kitchen and Bath Refinishing Inc. to engage in the business of small scale construction, repairs and alterations for residential clients. On August 8, 2008 the Company changed its name to Premier Pacific Construction, Inc., a California Corporation (“PPC-CA”). The Company merged with Premier Pacific Construction Inc., a Nevada Corporation (“PPC-NV”) in March of 2012.

Our plan is to continue to provide general contracting and construction services as we have done for more than a decade.  In addition, we are also pursuing opportunities to work with homeowners who wish to sell their homes in the currently weak real estate market and wish to make certain renovations and upgrades to increase their potential sales price.  In order to assist the homeowners, we will complete the renovations and upgrades (hereinafter “pre-sale renovation and upgrade services”) with no up-front out of pocket costs to the homeowner.  Rather, the homeowner will agree to pay for our services through escrow when they sell.  We plan to market our services to real estate brokers.

We have not yet begun marketing our pre-sale renovation and upgrade services to real estate brokers and have expended zero funds on marketing our pre-sale renovation and upgrade services to date.  We have only established a few business relationships with real estate brokers in San Diego County.  Our current lack of assets and no plan for obtaining additional funding may preclude our ability to execute on our business plan.

The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings.  Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain and there is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditor has expressed substantial doubt about our ability to continue as a going concern.

The Company has been operating since 2000, offering general construction services within San Diego County, California.  Over the past two years, we have had little revenue from operations and limited assets.  Our plan is to continue to offer general construction services while expanding our business into renovation of real estate properties to be sold.

During the next 12 months the Company will concentrate on networking with local real estate brokers who could refer homeowners who are interested in selling their properties, but need renovations and/or upgrades to increase the market value.  Our 12 month plan also includes building a website to attract real estate brokers and homeowners, completing our sub-contractor list, prospect for clients, and marketing our business on affiliate websites.

Within the next 6 months, we plan to have our website completed.  For our internet marketing efforts, the website content will be search engine optimized, as well as outreaches to relevant partner sites and blogs to build link exchanges, driving traffic to our site.  A stylish direct mail piece will also be produced highlighting our services and targeted to real estate brokers.

We anticipate that the design and development of the website will take approximately six weeks and the customer outreach will take six months.  We will immediately begin our advertising and marketing to source prospective realtor partners, investors and contractors through cold calls, referencing state lists of licensed and registered contractors, and direct mail strategies.   We will focus our marketing on real estate brokers, agents and real estate investor professionals.   The following table summarizes our planned marketing activities.

Planned activities		Budget
a)	Creating website	$3,000 - $4,000

b)	Advertising through Industry related publications	$2,000-$3,000

c)	Advertising through consumer special interest publications such as magazines, newsletters and newspapers.	$4,000-$5,000

d)	Attending industry related Trade Shows and Expos	$2,000-$3,000

e)	Public Relations activities, including: creating a PR package, contacting media outlets, writing expert articles and industry related news and updates for submission to various consumer periodicals	$2,500-$3,500

f)	Direct marketing	$1,500-$2,500

TOTAL ANTICIPATED MARKETING EXPENSES		$15,000-$21,000	(*)

(*)  The amount of funds necessary to implement our marketing activities and plan of operation cannot be predicted with any certainty and may exceed any estimates set forth above.

In the event that we are unable earn enough revenue from operations, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and the Company.

We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of outside contractors for the design and development of our website and for labor on our real estate property renovations.

As a public company, subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $12,000 in the next year and will be higher, in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.   The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

Results of Operations

We incurred net income (loss) from operations in the amount of  $(6,222) and $9,929 for the three and nine months ended September 30, 2014 respectively. Our gross profits (revenues less cost of goods sold) for the three and nine months ending September 30, 2014 were $(106) and $25,041 respectively. We incurred operating expenses in the amount of $6,116 and $15,112 for the three and nine months ending September 30, 2014. These operating expenses for the three and nine months ended September 30, 2014 included professional fees of $4,485 and $9,810 respectively in addition to administrative expenses. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributed to costs associated with setting up and maintaining our website, and the professional fees to be incurred in connection with the filing quarterly and annual reports with the SEC.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $1,366 and operating working deficit of $(1,635). Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella. Net cash flows from operations represented the Company’s principal source of cash for the period ending September 30, 2014.

Our current average monthly expenses are about $400, of which $218 is for phone, $105 is for gasoline, and $77 is for miscellaneous. We have been able to pay our monthly expenses from income from operations, sales of our common stock, and stockholder loans. We do not foresee quantifiable long term liquidity needs that vary from our current since those needs are dependent on whether or not we enter into contracts to provide pre-sale renovation and upgrade services.

Richard Francella will be the only employee initially as the company seeks contracts. Additionally there will be little if any capital expenditures due to the nature of the business and the ability to bring in subcontractors for the bigger work.  We believe that we have enough cash to support our daily operations and produce revenues while we are attempting to commence the expansion of our business with our pre-sale renovation and upgrade services.  However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our pre-sale renovation and upgrade services.

Increase in mortgage interest rates or unavailability of mortgage financing could adversely affect the ability of homebuyers to sell their current homes.  As a result, once we commit to provide pre-sale renovation and upgrade services to a client, our margins, revenues, and cash flows may also be adversely affected.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future.  Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have an accumulated deficit through September 30, 2014 of $35,719. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ending September 30, 2014.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of November 6, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individual serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review,.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue.  Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This quarterly report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this quarterly report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.   Other Information

Item 1.       Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.    Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, the Company had no unregistered sales of equity securities.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

On November 6, 2014, the Company’s Board of Directors approved a four-for-one (4:1) forward split (“Forward Split”) of its issued and outstanding shares of common stock to shareholders of record as of October 31, 2014 (“Record Date”) to be effective on November 7, 2014 (“Effective Date”).  A majority of the Company’s shareholders approved the Forward Split by unanimous written consent without a meeting on November 6, 2014.

All shareholders eligible to participate in the Forward Split will receive an additional stock certificate in the amount equal to three times the number of shares owned on the Record Date.  The Forward Split only affected the number of the Company’s common stock outstanding and did not change number of shares authorized.  Accordingly, the Company’s Articles of Incorporation were not amended.

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 13, 2014	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
		By:	Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director