Form 10-K
period 2014-12-31
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2015-04-15
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒   No ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of April 14, 2015 Premier Pacific Construction, Inc. had 5,144,000 shares of common stock outstanding.

ii

iii

PART I

ITEM 1.       BUSINESS.

The Company

We were incorporated on March 14, 2012 in the State of Nevada.  In March 2012, we completed a merger with Premier Pacific Construction, Inc., a California corporation (“PPC-CA”).  PPC-CA was originally formed in 2000 by our President, Richard Francella to provide general contracting and construction services within San Diego County, California.  Mr. Francella has been a licensed contractor in the State of California since July 24, 2008.

In 2009, this country experienced an economic downturn and resulting depression in the real estate market.  The real estate market has started to recover, with existing home sales in June 2013 up 15.2% from the previous year.  Source:  National Association of Realtors.

The National Association of Home Builders (“NAHB”) recently announced a rebound in the remodeling market in the second quarter of 2013.   According to the NAHB, the Remodeling Market Index (“RMI”) rose six points to 55.  This is the first time the RMI has been over 50 in eight years.   An RMI above 50 indicates that more remodelers report that market activity is higher compared to the prior quarter. The overall RMI averages ratings of current remodeling activity with indicators of future remodeling activity.  The NAHB partially attributes rise in existing home sales to the positive report.  Source: www.nahb.org/remodel.

The Company plans to take advantage of the upswing in the remodeling market by providing renovation and upgrade services to homeowners who need to sell their homes and wish to get the highest price possible.  We will focus primarily on building relationships with real estate brokers who can (1) refer us to selling homeowners, and (2) advise us on potential property market value of the home after renovation.  We will contract directly with the selling homeowner to provide our renovation and upgrade services and materials with little or no up-front payment to us.  Rather, our contracts will provide for payment through escrow at the time of sale.  We intend to include a contract provision for payment should the selling homeowner decide not to sell the property.  To secure payment, we intend to file construction liens with the appropriate county recorder’s office pursuant to State and local laws.

We will initially market our pre-sale renovation and upgrade services to real estate brokers and homeowners within San Diego County, California.  If our marketing efforts in San Diego County are successful, we will consider expanding our marketing in the counties of Orange and Riverside in California.

Our President, Richard Francella, has initiated efforts to build strategic partnerships with real estate brokers within San Diego County who represent selling homeowners with properties that can be renovated to produce higher resale value.  In this regard, Mr. Francella has contacted real estate brokers known by him within San Diego County and has received verbal commitments from these brokers that they will refer selling homeowners who might benefit from our pre-sale renovation and/or upgrade services.

Before we commit to providing any pre-sale renovation and/or upgrade services, we must first assess the property to determine whether the property’s value can be enhanced by our services.  The most important factors to be considered are the valuation of comparisons in the respective geographic area with consideration to the length of time properties are on the market for sale. The amount of like properties in inventory in the same geographic area will dictate the pace of sales, which would dictate the turn (sale) of the renovated properties.

If we determine whether the property value can be enhanced by our services, we must then work with the homeowner on a renovation and/or upgrade plan.  Some of the factors we will consider in deciding what type of renovations and/or upgrades should be made include the age of the property, age and functionability of appliances, state of repair of flooring, tiles, walls, faucets, etc.  All upgrades would be considered to GO GREEN (i.e. eco-friendly) where applicable, which might include new and more efficient appliances, low flush toilets, water and electric conservation water heaters and insulated windows.

Employees

We currently have only one employee.  Richard Francella, our sole officer and Director, works 30 hours per work week as a general contractor on behalf of the Company.  Mr. Francella plans to spend at least 10 hours per week marketing and promoting our pre-sale renovation and upgrade services.

Business Development

We seek to develop mutually beneficial business relationships with real estate brokers who have been engaged to represent sellers of residential property. Our ability to fully implement this marketing program is dependent upon available working capital. In light of the fact that the Company has nominal cash and that customers will not contribute to upfront costs of projects, we will not be able to implement our marketing program unless our existing operations grow or unless we obtains additional financing. We currently have no arrangements or commitments for additional financing.

Additionally, if we use our working capital faster than originally planned, we may be required to substantially curtail our business development efforts as well as face higher costs for renovating and/or upgrading sellers’ properties.  The implementation of a scaled-back program would slow our revenue growth.

Marketing and Sales

Our initial marketing efforts are geared toward developing mutually beneficial business relationships with real estate brokers.  Once we have built these relationships, our efforts may extend to marketing and promoting our services directly to homeowners in local publications.

Competition

We currently know of only one local competitor that offers renovation and real estate brokerage services as a package.  However, to the best of our knowledge, there is no other contractor that is willing to provide homeowners with renovations and upgrades to their properties without payment up front and without being tied to using a particular real estate broker.  Our local competitor is an established company with the ability to widely promote their services via television commercials.  There is no guarantee that we will compete successfully with our competition.

ITEM 1A.    RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2.       PROPERTIES.

Our principal executive office is located at 13103 Golden Way, Poway, CA  92064, and our telephone number is (858) 748-7152.  This office space is being provided to the registrant free of charge by our president, Richard Francella. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.  It is provided to us free of charge.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.       MINE SAFETY DISCLOSURES.

N/A

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES.

There is presently no public market for our shares of common stock.  We anticipate applying for quoting of our common stock on the OTCBB and/or OTCQB upon the effectiveness of the registration statement of which this prospectus forms apart.  However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB and/or OTCQB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this registration statement, we had a total of 25 holders of our common stock.

Rule 144 Shares

All 5,144,000 of the presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  Rule 144, as amended, is an exemption that generally provides that a non-affiliate shareholder of a non-reporting company who has satisfied a one year holding period for such restricted securities may sell their shares without registration.  Our non-affiliate shareholders have held their shares for more than one year.  Accordingly, those shares are available for resale pursuant to Rule 144.

Affiliates of non-reporting companies may sell their shares after a one year holding period subject to certain volume limitations.  Our sole officer and director owns 4,000,000 restricted shares, or 77.76% of the outstanding common stock.  Since this officer has held his shares for more than one year, his shares are available for resale.  The sale of these shares, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of the Company’s common stock in any market that might develop.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our board of directors.

Stock Option Grants

We do not have any stock option plans.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Purchase of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2014.

ITEM 6.       SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7.       MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We were incorporated on March 14, 2012 in the State of Nevada.  In March 2012, we completed a merger with Premier Pacific Construction, Inc., a California corporation (“PPC-CA”).  PPC-CA was originally formed in 2000 by our President, Richard Francella to provide general contracting and construction services within San Diego County, California.  Since our inception, we have operated as a construction company providing general contracting and construction services to both residential and commercial clients.

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

During the next 12 months the Company will continue to network with local real estate brokers who could refer homeowners who are interested in selling their properties, but need renovations and/or upgrades to increase the market value.  Our 12 month plan also includes building a website to attract real estate brokers and homeowners, completing our sub-contractor list, prospect for clients, and marketing our business on affiliate websites.

We have created a basic website for our services (see Premierpacific.net), and are working on creating additional website pages that address our remodeling and renovation services to prospective home sellers in furtherance of our additional business plan.  Within the next 6 months, we plan to have our website completed.  For our internet marketing efforts, the website content will be search engine optimized, as well as outreaches to relevant partner sites and blogs to build link exchanges, driving traffic to our site.  A stylish direct mail piece will also be produced highlighting our services and targeted to real estate brokers.

We anticipate that the design and development of the website will take an additional six weeks and the customer outreach will take six months.  We will immediately begin our advertising and marketing to source prospective realtor partners, investors and contractors through cold calls, referencing state lists of licensed and registered contractors, and direct mail strategies.   We will focus our marketing on real estate brokers, agents and real estate investor professionals.   The following table summarizes our planned marketing activities.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013.

	Year Ended
	December 31,
	2014	2013
Revenue	$73,972	$13,130
Cost of goods sold	$43,931	$6,771
Operating Expenses	$(17,652)	$(25,295)
Net Income (Loss)	$12,389	$(18,936)

Our revenues for the year ended December 31, 2014 were $73,972, compared to our revenues for the year ended December 31, 2013, which were $13,130, representing approximately a 463% increase.  We attribute the increase in revenues during the year ended December 31, 2014 to an increase in remodeling and renovation contracts.

We incurred operating expenses in the amount of $17,652 and $25,295 for the years ending December 31, 2014 and December 31, 2013 respectively. These operating expenses included professional fees in addition to administrative expenses.    We attribute the reduction in operating costs to outsourcing to subcontractors.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $7,988 and operating working capital of $825. Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.  Net cash flows from operations represented the Company’s principal source of cash for the period ending December 31, 2014.

Our current average monthly administrative expenses are about $580, of which $218 is for phone, $100 is for gasoline, and $262 is for miscellaneous. We have been able to pay our monthly expenses from income from operations, sales of our common stock, and stockholder loans. We do not foresee quantifiable long term liquidity needs that vary from our current since those needs are dependent on whether or not we enter into contracts to provide pre-sale renovation and upgrade services.

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

Going Concern

We have an accumulated deficit through December 31, 2014 of $33,259. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of products or services in accordance with ASC 605-35-25-1” Revenue Recognition in Financial Statements”. The Company has adopted the “Completed Contract Method of Accounting.”. Revenue will consist of services income and will be recognized only when the following criteria have been met: i) Persuasive evidence of an agreement has been met; ii) Service has occurred; iii) The fee is fixed or determinable; iv) The collection is reasonably assured.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PREMIER PACIFIC CONSTRUCTION, INC.
Audited Financial Statements
For the Period Ending December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Premier Pacific Construction, Inc.
Poway, California

We have audited the accompanying balance sheets of Premier Pacific Construction, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Pacific Construction, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Premier Pacific Construction, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s income has come from five major clients and there can be no assurance that there will be a continuance in their business, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2015

PREMIER PACIFIC CONSTRUCTION INC. Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$7,988	$17,506
Prepaid expenses	-	662
Total current assets	7,988	18,168

Fixed assets
Computer and office equipment	957	957

TOTAL ASSETS	$8,945	$19,125

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,000	3,000
Loan from shareholder	4,163	14,063
Progress billings	-	12,669
Total current liabilities	7,163	29,732

TOTAL LIABILITIES	7,163	29,732

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock $0.001 par value, 75,000,000 authorized and 5,144,000 issued and outstanding as of December 31, 2014 and 2013	5,144	5,144
Additional paid-in capital	29,897	29,897
Accumulated deficit	(33,259)	(45,648)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,782	(10,607)

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,945	$19,125

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenue
Construction income	$73,972	$13,130
Total revenue	73,972	13,130

Cost of goods sold
Job related costs	43,931	6,771
Gross profit	30,041	6,359

Operating costs
General, administrative and professional fees	17,652	25,295
Total operating costs	17,652	25,295

Net Income (loss)	$12,389	$(18,936)

Basic and dilutive earnings per share	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,144,000	5,144,000

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. Statements of Stockholders’ Equity (Deficit)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total

Balance December 31, 2012	5,144,000	$5,144	$24,797	$(26,712)	3,229
Additional paid-in capital by founder	-	-	5,100	-	5,100
Net loss	-	-	-	(18,936)	(18,936)
Balance December 31, 2013	5,144,000	$5,144	$29,897	$(45,648)	(10,607)

Net income	-	-	-	12,389	12,389
Balance December 31, 2014	5,144,000	5,144	29,897	(33,259)	1,782

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,389	$(18,936)
Changes in operating assets and liabilities:
Pre-paid expenses	662	(662)
Progress billings	(12,669)	12,669
Accounts payable	-	3,000
Net cash provided by (used) in operating activities	382	(3,929)

INVESTING ACTIVITIES
Computer and office equipment	-	(957)
Net cash provided by (used) in investing activities	-	(957)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	3,900	12,813
Repayment of shareholder loans	(13,800)	5,100
Net cash provided by (used) in financing activities	(9,900)	17,913

Net change in cash	(9,518)	13,027

Cash and cash equivalents at beginning of period	17,506	4,479

Cash and cash equivalents at end of period	$7,988	$17,506

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2014 and 2013

1.  NATURE OF OPERATIONS

Premier Construction, Inc. (“The Company”) was originally incorporated in the State of California on July 28, 2000 in the name of Francella’s Kitchen and Bath Refinishing Inc. to engage in the business of small scale construction, repairs and alterations for residential clients. On August 8, 2008 the Company changed its name to Premier Pacific Construction, Inc., a California Corporation (“PPC-CA”). The Company merged with Premier Pacific Construction Inc., a Nevada Corporation (“PPC-NV”) in March of 2012.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments when the Terms of an award provide that a performance target could be achieved after the requisite service period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance. Therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU. However, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year -end is December 31.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  As of December 31, 2014, the Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2014, the Company did not have any cash equivalents.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates

Revenue Recognition
The Company recognizes revenue from the sale of products or services in accordance with ASC 605-35-25-1” Revenue Recognition in Financial Statements”. The Company has adopted the “Completed Contract Method of Accounting”. Revenue will consist of services income and will be recognized only when the following criteria have been met: i) Persuasive evidence of an agreement has been met; ii) Service has occurred; iii) The fee is fixed or determinable; iv) The collection is reasonably assured.

Progress Billings
We receive payments from customers as down payments and record them as progress billings. The revenue related to these progress billings is recognized as revenue in accordance with our revenue recognition policies as above.

Income Taxes
The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At December 31, 2014 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

(Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of December 31, 2014, there are no dilutive securities.

Major customers
In 2014, revenues were from one major customer for services which accounted for nearly 90% of the revenue. In 2013, revenues were from two major customers for services which accounted for nearly 90% of the revenues.

3.  INCOME TAXES

	December 31, 2014	December 31, 2013

Deferred tax assets:
Net operating tax carry-forward	$33,259	$45,648
Tax rate	34%	34%
Gross deferred tax assets	11,308	15,520
Valuation allowance	(11,308)	(15,520)

Net deferred tax assets	$-0-	-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2014, the Company has a net operating loss of $33,259.  Net operating loss expires twenty years from the date the loss was incurred.

4.  STOCKHOLDERS’ EQUITY

On November 6, 2014, the Company’s Board of Directors approved a four-for-one (4-1) forward split (“Forward split”) of its issued and outstanding shares of common stock to shareholders of record as of October 31, 2014 (“Record Date”) which became effective on November 7, 2014 (“Effective Date”). A majority of the Company’s shareholders approved the Forward Split by unanimous written consent without a meeting on November 6, 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the four-for-one (4-1) Forward Stock Split.

As of December 31, 2014, there are 75,000,000 shares authorized and 5,144,000 issued and outstanding.

5.  RELATED PARTY TRANSACTIONS

In the period ending December 31, 2014, the majority shareholder loaned the Company an amount of $3,900 and a total of $4,163 now outstanding since inception, in order for the Company to remain in business. In the same period ending December 31, 2014 the Company repaid the majority shareholder the sum of $13, 800. The loans carry no interest and have no maturity date. The majority shareholder has in previous years contributed office space to the Company but has not this financial year ending in December 31, 2014.

Office space is being provided to the Company free of charge by our president, Richard Francella.

ITEM 9.       CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(I). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2014 that were not filed.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the “Board”) to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.  Our executive officers and directors and their respective ages as of April 29, 2014, are as follows:

Name	Age	Position(s) and Office(s) Held
Richard Francella	44	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of our sole officer and director. The registrant believes that the skills, experiences and qualifications of its officer and director provide the registrant with the expertise and experience necessary to advance the interests of its shareholders.

Richard Francella has been the President, Chief Executive Officer and Director of the Company since its inception.  In 2013, Mr. Francella was also elected to serve as the Company’s Secretary and Chief Financial Officer.  Mr. Francella has been a licensed contractor since 2008.  He is currently licensed with the California Contractors State License Board in the following classifications: B – General Building Contractor; C33 – Painting and Decorating; D12 – Synthetic Products; and D52 – Window Coverings.  Mr. Francella has worked as a General Building Contractor since 2008. Prior to 2008, Mr. Francella did commercial and residential painting, millwork, custom countertops, and light framing.  Since its inception, Mr. Francella has personally negotiated terms for construction projects, negotiated with, hired and supervised sub-contractors, managed completion of residential and commercial construction projects, secured all required permit approvals, estimated project costs and used actual costs, managed value-engineering process with client to ensure modifications to project specifications continued to meet project goals and client expectations, managed the Company’s accounts receivable and accounts payable, and generally managed the Company’s finances.  Based on Mr. Francella’s experience as a general contractor as well as his experience running the Company’s day-to-day operations, the Company has concluded that Mr. Francella should serve as its Director.

Mr. Francella is not currently, nor has he ever been, a director of any other public company.

Directors
Our bylaws authorize no less than one (1) director.  We currently have one Director.

Director Independence
Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350.  Independent directors would not include anyone who, within the past three years, be employed by our Company or any parent or subsidiary of our Company or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder.   Our Board of Directors has determined that its members do not meet the independence requirements.

Term of Office
Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees
We have no significant employees other than our President.

Director Compensation
We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

Code of Ethics Policy
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Involvement in Certain Legal Proceedings
None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities,; or

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Change-In-Control Arrangements
There are currently no employment agreements or other contracts or arrangements with our officers or directors.  There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants.  There are no arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth compensation for the periods ended December 31, 2014 and 2013, awarded to, earned by, paid to or accrued for the benefit of our principal executive officer and our principal financial officer.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonquali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Francella President, CEO, CFO, Secretary(1)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Sara Francella CFO, Secretary(2)	2014 2013	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

(1)	Richard Francella has served as the Company’s President and CEO since inception. He was appointed as the Company’s CFO and Secretary upon the resignation of Sara Francella.

(2)
Sara Francella served as our Director and CFO since the Company’s inception. She was appointed as the Company’s Secretary in July 2012 upon the resignation of Robert Francella and resigned as the Company’s Director, CFO and Secretary in December 2013.

Narrative Disclosure to the Summary Compensation Table
Our named executive officers do not currently receive any compensation for their service as officers of the registrant.

Outstanding Equity Awards at Fiscal Year-end Table
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Richard Francella	0	0	0	0	n/a	0	0	0	0

Sarah Francella	0	0	0	0	n/a	0	0	0	0

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for the periods ended December 31, 2014 and 2013.

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
						Change in
						Pension
		Fees				Value and
		Earned			Non-Equity	Nonqualified	All
		or			Incentive	Deferred	Other
		Paid in	Stock	Option	Plan	Compensation	Compen-
		Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name		($)	($)	($)	($)	($)	($)	($)
Richard Francella (1)	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

Sara Francella (2)	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

(1)	Richard Francella served as the Company’s Director since its inception.

(2)
Sara Francella served as our Director and CFO since the Company’s inception. She was appointed as the Company’s Secretary in July 2012 upon the resignation of Robert Francella. In December 2013, Ms. Francella resigned as the Company’s Director, CFO and Secretary.

Narrative Disclosure to the Director Compensation Table
Our directors do not currently receive any compensation from the registrant for their service as members of the board of directors of the registrant.  All compensation received by our officers and directors has been disclosed. There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

ITEM 12.      SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The  following  table sets  forth the  ownership,  as of April 14, 2015, of our common  stock  by each  of our  directors,  and by all  executive  officers  and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 14, 2015, there were 5,144,000 common shares issued and outstanding.  To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class*

Common	Richard Francella President, CEO, CFO, Secretary and Director	4,000,000	77.76%

Common	Total all executive officers and directors	4,000,000	77.76%

Common	Richard Francella	4,000,000	77.76%

Common	Total 5% Shareholders	4,000,000	77.76%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

In the quarter ending December 31, 2014, the majority shareholder loaned the Company an amount of $3,500 and a total of $4,163 now outstanding since inception order for the Company to remain in business.  The loans carry no interest and have no maturity date.

The majority shareholder has in previous years contributed office space to the Company but has not this financial year ending in December 31, 2014.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31
Services Provided by MaloneBailey, LLP	2014	2013
Audit Fees	$16,300	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,300	$16,000

Our board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer & Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2015.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 14, 2015.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)