Form 10-Q
period 2015-06-30
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2015-08-13
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015 Premier Pacific Construction, Inc. had 5,144,000 shares of common stock outstanding.

Part I.   Financial Information

Item 1.       Financial Statements (Unaudited)

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$4,065	$7,988
Prepaid expenses	-	-
Total current assets	4,065	7,988

Fixed assets
Computer and office equipment	957	957
TOTAL ASSETS	$5,022	$8,945

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,000	3,000
Loan from shareholder	21,331	4,163
Total current liabilities	24,331	7,163
TOTAL LIABILITIES	24,331	7,163

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,144,000 issued and outstanding as of June 30, 2015
and December 31, 2014	5,144	5,144
Additional paid-in capital	29,897	29,897
Accumulated deficit	(54,350)	(33,259)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,309)	1,782

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,022	$8,945

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue
Construction income	$-	$31,477	$-	$68,972
Total revenue	-	31,477	-	68,972

Cost of goods sold
Job related costs	-	17,489	-	43,825
Gross profit	-	13,988	-	25,147

Operating costs
General, administrative and professional fees	18,463	2,072	21,091	8,996
Total operating costs	18,463	2,072	21,091	8,996

Net Income (loss)	$(18,463)	$11,916	$(21,091)	$16,151

Basic and dilutive earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,144,000	5,144,000	5,144,000	5,144,000

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC.
Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,091)	$16,151
Changes in operating assets and liabilities:
Progress billings	-	(12,669)
Net cash provided by (used) in operating activities	(21,091)	3,482

INVESTING ACTIVITIES
Computer and office equipment	-	-
Net cash provided by (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	17,168	-
Repayment of shareholder loans	-	(10,100)
Net cash provided by (used) in financing activities	17,168	(10,100)

Net change in cash	(3,923)	(6,618)

Cash and cash equivalents at beginning of period	7,988	17,506

Cash and cash equivalents at end of period	$4,065	$10,888

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS June 30, 2015

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

3.  RELATED PARTY TRANSACTIONS

In the period ending June 30, 2015, the loan from the majority shareholder was increased by $17,168 and $ 21,331 is now outstanding. The loan carries no interest and has no maturity date.

There have been no other related party transactions during the period ending June 30, 2015.

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

Results of Operations

We incurred revenue from operations in the amount of $0 for the three and six months ended June 30, 2015, respectively. Our gross profits (revenues less cost of goods sold) for the three and six months ending June 30, 2015 were $0. We incurred operating expenses in the amount of $18,463 for the three months ending June 30, 2015, and $21,091 for the six months ended June 30, 2015. These operating expenses for the three months ended June 30, 2015 included professional fees of $13,295 in addition to administrative expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $4,065 and operating working deficit of $(20,266).  Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.

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

Going Concern

We have an accumulated deficit through June 30, 2015 of $54,350. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.       Quantitative and Qualitative D is closures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ending June 30, 2015.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

As of June 30, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of November 6, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individual serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review,.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue.  Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, the Company had no unregistered sales of equity securities.

Item 3.       Defaults upon Senior Se curities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 12, 2015	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
		By:	Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director