Form 10-Q
period 2015-09-30
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2015-11-10
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015 Premier Pacific Construction, Inc. had 5,144,000 shares of common stock outstanding.

Part I.   Financial Information

Item 1.       Financial Statements (Unaudited)

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$4,659	$7,988
Total current assets	4,659	7,988

Fixed assets
Computer and office equipment	957	957
TOTAL ASSETS	$5,616	$8,945

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,000	3,000
Loan from shareholder	17,317	4,163
Total current liabilities	20,317	7,163
TOTAL LIABILITIES	20,317	7,163

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,144,000 issued and outstanding as of September 30, 2015
and December 31, 2014	5,144	5,144
Additional paid-in capital	29,897	29,897
Accumulated deficit	(49,742)	(33,259)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(14,701)	1,782

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,616	$8,945

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue
Construction income	$43,011	-	43,011	68,972
Total revenue	43,011	-	43,011	68,972

Cost of goods sold
Job related costs	27,534	106	27,534	43,931
Gross profit	15,477	(106)	15,477	25,041

Operating costs
General, administrative and professional fees	10,869	6,116	31,960	15,112
Total operating costs	10,869	6,116	31,960	15,112

Net Income (loss)	$4,608	(6,222)	(16,483)	9,929

Basic and dilutive earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,144,000	5,144,000	5,144,000	5,144,000

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC.
Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,483)	$9,929
Changes in operating assets and liabilities:
Progress billings	-	(12,669)
Net cash provided by (used in) operating activities	(16,483)	(2,740)

INVESTING ACTIVITIES
Computer and office equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	13,154	-
Repayment of shareholder loans	-	(13,400)
Net cash provided by (used in) financing activities	13,154	(13,400)

Net change in cash	(3,329)	(16,140)

Cash and cash equivalents at beginning of period	7,988	17,506

Cash and cash equivalents at end of period	$4,659	$1,366

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIF IC CONSTRUCTION, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS September 30, 2015

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

3.  RELATED PARTY TRANSACTIONS

In the period ending September 30, 2015, the loan from the majority shareholder was increased by $13,154 and $17,317 is now outstanding. The loan carries no interest and has no maturity date.

There have been no other related party transactions during the period ending September 30, 2015.

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

Results of Operations

We incurred revenue from operations in the amount of $43,011 for the three and nine months ended September 30, 2015, respectively. Our gross profits (revenues less cost of goods sold) for the three and nine months ending September 30, 2015 were $15,477. We incurred operating expenses in the amount of $10,869 for the three months ending September 30, 2015, and $31,960 for the nine months ended September 30, 2015. These operating expenses for the three months ended September 30, 2015 included professional fees of $5,150 in addition to administrative expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $4,659 and operating working deficit of $(15,658).  Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.

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

Going Concern

We have an accumulated deficit through September 30, 2015 of $49,742. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ending September 30, 2015.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

As of September 30, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of November 6, 2015, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individual serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review,.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue.  Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, the Company had no unregistered sales of equity securities.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 6, 2015	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
		By:	Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director