Form 10-K
period 2015-12-31
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2016-04-13
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

As of March 15, 2016 Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

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

The National Association of Home Builders (“NAHB”) announced in January 2016 that it has seen a consistent increase in the growth of the construction remodeling market over the past year.   According to the NAHB, the Remodeling Market Index (“RMI”) rose two points to 63 in the West (which would include California) in the final quarter of 2015. In a January 15, 2016 NAHB news release NAHB’S Chief Economist David Crowe stated, “The steady, performance of the RMI over the past six quarters is consistent with our projection for continued modest growth in remodeling spending.”  (Source: http://www.nahb.org/en/news-and-publications/press-releases/2016/01/consistent-confidence-marks-remodeling-market-index-in-final-quarter-of-2015.aspx.)  An RMI above 50 indicates that more remodelers report that market activity is higher compared to the prior quarter. The overall RMI averages ratings of current remodeling activity with indicators of future remodeling activity.  The NAHB partially attributes rise in existing home sales to the positive report.  Source: www.nahb.org/remodel.

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

Business Development

We seek to develop mutually beneficial business relationships with real estate brokers who have been engaged to represent sellers of residential property. Our ability to fully implement this marketing program is dependent upon available working capital. In light of the fact that the Company has nominal cash and that customers will not contribute to upfront costs of projects, we will not be able to implement our marketing program unless our existing operations grow or unless we obtain additional financing. We currently have no arrangements or commitments for additional financing.

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

ITEM 4.       MINE SAFETY DISCLOSURES.

N/A

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since January 2015, our shares of common stock have been listed for quotation on the “Pink” tier of OTC Markets, under the stock symbol "PPCQ.”  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
Quarters Ended	HIGH	LOW
December 31 2015	$2.00	$1.45
September 30, 2015	$2.00	$0.05
June 30, 2015	$0.05	$0.05
March 31, 2015	n/a	n/a
December 31 2014	n/a	n/a
September 30, 2014	n/a	n/a
June 30, 2014	n/a	n/a
March 31, 2014	n/a	n/a

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015.

Purchase of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2015.

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

During the next 12 months the Company will continue to network with local real estate brokers who could refer homeowners who are interested in selling their properties, but need renovations and/or upgrades to increase the market value.  Our 12-month plan also includes building a website to attract real estate brokers and homeowners, completing our sub-contractor list, prospect for clients, and marketing our business on affiliate websites.

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

We have been exploring, and plan to continue exploring other business opportunities.  Presently, our focus is in the area of solar energy.

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014.

	Year Ended
	December 31,
	2015	2014
Revenue	$81,429	$73,972
Cost of goods sold	$50,074	$6,771
Operating Expenses	$(63,585)	$(17,652)
Net Income (Loss)	$(32,230)	$(12,389)

Our revenues for the year ended December 31, 2015 were $81,429, compared to our revenues for the year ended December 31, 201, which were $73,972, representing approximately a 10% increase.  We attribute the increase in revenues during the year ended December 31, 2015 to an increase in remodeling and renovation contracts.

We incurred operating expenses in the amount of $63,585 and $17,652 for the years ending December 31, 2015 and December 31, 2014 respectively.  These operating expenses included professional fees in addition to administrative expenses.    We attribute the increase in operating costs to increase in construction contracts and implementation of business plan.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $4,244 and operating working capital deficit of $(20,837). Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.  Net cash flows from operations represented the Company’s principal source of cash for the period ending December 31, 2015.

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

Richard Francella will be the only employee initially as the company seeks contracts.  Additionally, there will be little if any capital expenditures due to the nature of the business and the ability to bring in subcontractors for the bigger work.  We believe that we have enough cash to support our daily operations and produce revenues while we are attempting to commence the expansion of our business with our pre-sale renovation and upgrade services.  However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our pre-sale renovation and upgrade services.

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

Going Concern

We have an accumulated deficit through December 31, 2015 of $65,489. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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
For the Period Ending December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Premier Pacific Construction, Inc.
Poway, California

We have audited the accompanying balance sheets of Premier Pacific Construction, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Pacific Construction, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 12, 2016

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$4,244	$7,988
Total current assets	4,244	7,988

Property and equipment,net	1,489	957
TOTAL ASSETS	$5,733	$8,945

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,000	3,000
Loan payable	21,193	-
Accrued interest	888	-
Loan from Shareholder	-	4,163
Total current liabilities	25,081	7,163
TOTAL LIABILITIES	25,081	7,163

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,144,000 issued and outstanding as of December 31, 2015
and 2014 respectively	5,144	5,144
Additional paid-in capital	40,997	29,897
Accumulated deficit	(65,489)	(33,259)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,348)	1,782

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,733	$8,945

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Revenue
Construction income	$81,429	$73,972
Total revenue	81,429	73,972

Cost of goods sold
Job related costs	50,074	43,931
Gross profit	31,355	30,041

Operating costs
General, administrative and professional fees	63,585	17,652
Total operating costs	63,585	17,652

Net Income (loss)	$(32,230)	$12,389

Basic and dilutive earnings per share	$(0.01)	$0.00

Weighted average number of
common shares outstanding basic and diluted	5,144,000	5,144,000

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION INC. Statements of Stockholders' Equity (Deficit)

		Common
	Common	Stock	Additional	Accumulated
	Stock	Amount	Paid-in Capital	Deficit	Total

Balance December 31, 2013	5,144,000	$5,144	$29,897	$(45,648)	$(10,607)
Net income	-	-	-	12,389	12,389
Balance December 31, 2014	5,144,000	$5,144	$29,897	$(33,259)	$1,782
Contribution from shareholder			11,100		11,100
Net loss				(32,230)	(32,230)
Balance December 31, 2015	5,144,000	$5,144	$40,997	$(65,489)	$(19,348)

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(32,230)	$12,389
Adjustments to reconcile net income(loss) to net cash provided by
(used in) operations
Contribution from shareholder	11,100	-
Changes in operating assets and liabilities:
Pre-paid expenses	-	662
Accrued interest	888	-
Progress billings	-	(12,669)
Net cash provided by (used) in operating activities	(20,242)	382

INVESTING ACTIVITIES
Additional of property and equipment	(532)	-
Net cash provided by (used) in investing activities	(532)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	21,193
Proceeds from shareholder loans	14,642	3,900
Repayment of shareholder loans	(18,805)	(13,800)
Net cash provided by (used) in financing activities	17,030	(9,900)

Net change in cash	(3,744)	(9,518)

Cash and cash equivalents at beginning of period	7,988	17,506

Cash and cash equivalents at end of period	$4,244	$7,988

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2015 and 2014

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

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2015 and 2014

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  As of December 31, 2015, the Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2015, the Company did not have any cash equivalents.

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
The Company recognizes revenue from the sale of products or services in accordance with ASC 605-35-25-1” Revenue Recognition in Financial Statements”. The Company has adopted the “Completed Contract Method of Accounting”. Revenue will consist of services income and will be recognized only when the following criteria have been met: i) Persuasive evidence of an agreement has been met; ii) Service has occurred; iii) The fee is fixed or determinable; iv) the collection is reasonably assured. All 2015 sales were to the same entity.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2015 and 2014

Progress Billings
We receive payments from customers as down payments and record them as progress billings. The revenue related to these progress billings is recognized as revenue in accordance with our revenue recognition policies as above.

Income Taxes
The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At December 31, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

(Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of December 31, 2015, there are no dilutive securities.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2015 and 2014

3.  INCOME TAXES

	December 31, 2015	December 31, 2014

Deferred tax assets:
Net operating tax carry-forward	$65,489	$33,259
Tax rate	34%	34%
Gross deferred tax assets	22,266	11,308
Valuation allowance	(22,226)	(11,308)

Net deferred tax assets	$-0-	-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2015, the Company has a net operating loss of $65,489. Net operating loss expires twenty years from the date the loss was incurred.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2015 and 2014

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

As of December 31, 2015, there are 75,000,000 shares authorized and 5,144,000 issued and outstanding.

5. RELATED PARTY TRANSACTIONS

In the year ending December 31, 2015, the majority shareholder loaned the Company an amount of $14,642, in order for the Company to remain in business. This was completely repaid in 2015 and at December 31, 2015 no loans are outstanding.

In the year ending December 31, 2015, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $11,100 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital).

6. SUBSEQUENT EVENTS

On January 8, 2016, the Company filed form 8-K with the Securities and Exchange Commission regarding the negotiation and potential purchase of a 300 Megawatt solar installation contract pipeline (“the pipeline”), for homes, businesses and government organizations from a privately-held solar energy company. Both parties estimate the value of “the pipeline” at $3,000,000 which was proposed to be paid for with shares of common stock of the Company. Unfortunately, after further discussions the project was abandoned by both parties.

On March 1, 2016, the Company agreed to pay its outstanding Note Payable being the principal sum of $20, 868 plus the accrued interest of 5% ($887) totalling $21,755 in full payment of all outstanding loans made to the Company between March and June, 2015.

On March 16, 2016 the Company filed form 8-K with the Securities and Exchange Commission regarding the sale of 25,000 shares of its common stock (“the shares”), par value $0.001, for $1.00 per share to an individual investor for net cash proceeds of $25,000.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2015 that were not filed.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the “Board”) to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.  Our executive officers and directors and their respective ages as of March 15, 2016, are as follows:

Name	Age	Position(s) and Office(s) Held
Richard Francella	45	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth compensation for the periods ended December 31, 2015 and 2014, awarded to, earned by, paid to or accrued for the benefit of our principal executive officer and our principal financial officer.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonquali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Francella President, CEO, CFO, Secretary (1)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Richard Francella has served as the Company’s President and CEO since inception. He was appointed as the Company’s CFO and Secretary upon the resignation of Sara Francella in December 2013.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for the periods ended December 31, 2015 and 2014.

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
		Fees				Value and
		Earned			Non-Equity	Nonqualified	All
		or			Incentive	Deferred	Other
		Paid in	Stock	Option	Plan	Compensation	Compen-
		Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name		($)	($)	($)	($)	($)	($)	($)
Richard	2015	0	0	0	0	0	0	0
Francella (1)	2014	0	0	0	0	0	0	0

(1)	Richard Francella served as the Company’s Director since its inception.

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

ITEM 12.      SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of March 15, 2016, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 15, 2016, there were 5,169,000 common shares issued and outstanding.  To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Title of Class	Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class*

Common	Richard Francella President, CEO, CFO, Secretary and Director	4,000,000	77.38%

Common	Total all executive officers and directors	4,000,000	77.38%

Common	Richard Francella	4,000,000	77.38%

Common	Total 5% Shareholders	4,000,000	77.38%

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

In the year ending December 31, 2015, the majority shareholder loaned the Company an amount of $24,004 and a total of $9,362 is now outstanding since inception, in order for the Company to remain in business. In the same year ending December 31, 2015 the Company repaid the majority shareholder the sum of $18,805. The loans carry no interest and have no maturity date.

In the year ending December 31, 2015, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $11,100 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital).

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31
Services Provided by MaloneBailey, LLP	2015	2014
Audit Fees	$18,100	$16,300
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$18,100	$16,300

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2016.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 12, 2016.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)