Form 10-Q
period 2016-03-31
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2016-05-13
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016 Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

Part I.   Financial Information

Item 1.       Financial Statements (Unaudited)

PREMIER PACIFIC CONSTRUCTION, INC.
Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$1,146	$4,244
Total current assets	1,146	4,244

Fixed assets
Property and equipment,net	958	1,489

TOTAL ASSETS	$2,104	$5,733

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,000	3,000
Loan payable	-	21,193
Accrued interest	-	888
Loan from shareholder	1,054	-
Total current liabilities	4,054	25,081
TOTAL LIABILITIES	4,054	25,081

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,169,000 issued and outstanding as of March 31, 2016
and 5,144,000 as of December 31, 2015 respectively	5,169	5,144
Additional paid-in capital	68,747	40,997
Accumulated deficit	(75,866)	(65,489)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,950)	(19,348)

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,104	$5,733

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue
Construction income	$4,960	$-
Total revenue	4,960	-

Cost of goods sold
Job related costs	3,839	-

Gross profit	1,121	-

Operating costs
General, administrative and professional fees	11,498	2,628
Total operating costs	11,498	2,628

Net Income (loss)	$(10,377)	$(2,628)

Basic and dilutive earnings per share	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,148,396	5,144,000

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(10,377)	$(2,628)
Adjustments to reconcile net income(loss) to net cash provided by
(used in) operations
Depreciation	531	-
Contribution from shareholder	2,775	-
Changes in operating assets and liabilities:
Accrued interest	(888)	-
Net cash provided by (used) in operating activities	(7,959)	(2,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	-
Payment on loans payable	(21,193)	-
Proceeds from shareholder loans	6,704	100
Repayments of shareholder loans	(5,650)	-
Net cash provided by (used) in financing activities	4,861	100

Net change in cash	(3,098)	(2,728)

Cash and cash equivalents at beginning of period	4,244	7,988

Cash and cash equivalents at end of period	$1,146	$5,260

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS March 31, 2016

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements which were included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

3.  STOCKHOLDERS’ EQUITY

On March 15, 2016, The Company authorized the sale of 25,000 shares of common stock, par value $0.001 per share, to an individual investor for $1.00 per share. The net proceeds to the Company were $25,000.

4. RELATED PARTY TRANSACTIONS

In the three-month period ending March 31, 2016, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $2,775 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital).

In the period ending March 31, 2016, the loan from the majority shareholder increased by $1,054 after the Company repaid $5,650. The loan is to enable the Company to continue as a going concern. The loan carries no interest and has no maturity date.

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

Results of Operations

We incurred losses from operations in the amount of $(10,377) for the three months ended March 31, 2016 compared to a net loss of $(2,628) for the period ended March 31, 2015. Our gross profits (revenues less cost of goods sold) for the three months ending March 31, 2016 were $1,121 compared to $0 for the period ended March 31, 2015. We incurred operating expenses in the amount of $11,498 for the three months ending March 31, 2016 compared to $2,628 for the period ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $1,146 and operating working deficit of $(2,908).  Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.

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

Going Concern

We have an accumulated deficit through March 31, 2016 of $75,866. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, the Company authorized the sale of 25,000 shares of common stock, par value $0.001 per share, to an individual investor for $1.00 per share. The net proceeds to the Company were $25,000.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 13, 2016	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
		By:	Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director