Form 10-Q
period 2016-06-30
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2016-08-19
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

Commission File No. 333-192107

Premier Pacific Construction, Inc.
(exact name of registrant as specified in its charter)

Nevada	90-0920687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13103 Golden Way Poway, CA 92064
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code –  (858) 748-7152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of August 19, 2016 Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

Part I.  Financial Information

Item 1.     Financial Statements

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$132	$4,244
Total current assets	132	4,244

Fixed assets
Property and equipment, net	958	1,489
TOTAL ASSETS	$1,090	$5,733

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	9,151	3,000
Loan payable	-	21,193
Accrued interest	-	888
Loan from shareholder	1,916	-
Total current liabilities	11,067	25,081

TOTAL LIABILITIES	11,067	25,081

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,169,000 issued and outstanding as of June 30, 2016
and 5,144,000 as of December 31, 2015 respectively	5,169	5,144
Additional paid-in capital	71,522	40,997
Accumulated deficit	(86,668)	(65,489)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,977)	(19,348)

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,090	$5,733

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue
Construction income	$1,900	$-	$6,860	$-
Total revenue	1,900	-	6,860	-

Cost of goods sold
Job related costs	1,530	-	5,369	-
Gross profit	370	-	1,491	-

Operating costs
General, administrative and professional fees	11,172	18,463	22,670	21,091
Total operating costs	11,172	18,463	22,670	21,091

Net Income (loss)	$(10,802)	$(18,463)	$(21,179)	$(21,091)

Basic and dilutive earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,169,000	5,144,000	5,159,110	5,144,000

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(21,179)	$(21,091)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations
Contribution from shareholder	5,550	-
Depreciation	531	-
Changes in operating assets and liabilities:
Accrued interest	(888)	-
Accounts payable	6,151	-
Net cash provided by (used) in operating activities	(9,835)	(21,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	-
Proceeds from loans payable	(21,193)	20,868
Proceeds from shareholder loans	8,266	(5,100)
Repayments of shareholder loans	(6,350)	1,400
Net cash provided by (used) in financing activities	5,723	17,168

Net change in cash	(4,112)	(3,923)

Cash and cash equivalents at beginning of period	4,244	7,988

Cash and cash equivalents at end of period	$132	$4,065

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS June 30, 2016

1.  ORGANIZATION AND BASIS OF PRESENTATION

Premier Pacific Construction, Inc. ("The Company") was originally incorporated in the State of California on July 28, 2000 in the name of Francella's Kitchen and Bath Refinishing Inc. to engage in the business of small scale construction, repairs and alterations for residential clients. On August 8, 2008 the Company changed its name to Premier Pacific Construction, Inc., a California Corporation ("PPC-CA"). The Company merged with Premier Pacific Construction Inc., a Nevada Corporation ("PPC-NV") in March of 2012.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements which were included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. STOCKHOLDERS' EQUITY.

On March 15, 2016, The Company authorized the sale of 25,000 shares of common stock, par value $0.001 per share, to an individual investor for $1.00 per share. The net proceeds to the Company were $25,000.

4. RELATED PARTY TRANSACTIONS

In the six-month period ending June 30, 2016, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $5,550 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital). .

In the period ending June 30, 2016, the loan from the majority shareholder increased by $1,916 after the Company repaid $6,350. The loan is to enable the Company to continue as a going concern. The loan carries no interest and has no maturity date.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Oper ations

All statements contained in this Report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word "believe," "anticipate,""expect" and word of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the for war d - looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a star t -up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto incl uded elsewhere in this Report. Except for the historical information contained herein, the discussion in this Report contains cer tain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectation s and intentions. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here.

We were incorporated on March 14, 2012 in the State of Nevada. In March 2012, we completed a merger with Premier Pacific Construction, Inc., a California corporation (" PPC-CA"). PPC-CA was originally formed in 2000 by our President, Richard Francella to provide general contracting and construction services within San Diego County, California. Since our inception, we have operated as a construction company providing general contracting and construction services to both residential and commercial clients.

Our plan is to continue to provide general contracting and construction services as we have done for more than a decade. In addition, we are also pursuing opportunities to work with homeowners who wish to sell their homes in the currently weak rea l estate market and wish to make certain renovations and upgrades to increase their potential sales price. In order to assist the homeowners, we will complete the renovations and upgrades (hereinafter " pre-sale renovation and upgrade services") with no up - front out of pocket costs to the homeowner. Rather, the homeowner will agree to pay for our services through escrow when they sell. We plan to market our services to real estate brokers.

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

The Company will most likely require additional funding for development and this additional funding may be raised through deb t or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain and there is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditor has expressed substantial doubt about our ability to continue as a going concern.

The Company has been operating since 2000, offering general construction services within San Diego County, California. Over the past two years, we have had little revenue from operations and limited assets. Our plan is to continue to offer general construction services while expanding our business into renovation ofreal estate properties to be sold.

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

We have created a basic website for our services (see Premierpacific.net), and are working on creating additional website pages that address our remodeling and renovation services to prospective home sellers in furtherance of our additional business plan. Within the next 6 months, we plan to have our website completed. For our internet marketing efforts, the website content will be search engine optimized, as well as outreaches to relevant partner sites and blogs to build link exchanges, driving t raffic to our site. A stylish direct mail piece will also be produced highlighting our services and targeted to real estate brok ers.

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

Planned activities			Budget
a	)	Creating website	$3,000 - $4,000

b	)	Advertising through Industry related publications	$2,000-$3,000

c	)	Advertising through consumer special interest publications such as magazines, newsletters and newspapers.	$4,000-$5,000

d	)	Attending industry related Trade Shows and Expos	$2,000-$3,000

e	)	Public Relations activities, including: creating a PR package, contacting media outlets, writing expert articles and industry related news and updates for submission to various consumer periodicals	$2,500-$3,500

f	)	Direct marketing	$1,500-$2,500

TOTAL ANTICIPATED MARKETING EXPENSES			$15,000-$21,000	(*)

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

Results of Operations

We incurred losses from operations in the amount of $(10,802) and $(21,179) for the three and six months ended June 30, 2016, respectively, compared to a net loss of $(18,463) and $(21,091) for the three and six month periods ended June 30, 2015.  Our gross profits (revenues less cost of goods sold) for the three and six months ending June 30, 2016 were $370 and $1,491, respectively, compared to $0 and $0 for the three and six month periods ended June 30, 2015. We incurred operating expenses in the amount of $11,172 for the three months ending June 30, 2016 compared to $18,463 for the period ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $132 and operating working deficit of $(10,935). Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.

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

Going Concern

We have an accumulated deficit through June 30, 2016 of $86,668. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from the sale of products or services in accordance with ASC 605-35-25-1" Revenue Recognition in Financial Statements". The Company has adopted the "Completed Contract Method of Accounting.". Revenue will consist of services income and will be recognized only when the following criteria have been met: i) Persuasive evidence of an agreement has been met; ii) Service has occurred; iii) The fee is fixed or determinable; iv) The collection is reasonably assured.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.       Legal Proceedings

We are not a party to any pending legal proceeding.We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.    Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      (Removed and Reserved)

Item 5.      Other Information

Item 6.      Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company's Quarterly report for the period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 19, 2016	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
		By:	Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director