Form 10-Q
period 2016-09-30
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2016-11-18
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 18, 2016, Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

Part I.  Financial Information

Item 1.     Financial Statements

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$8,004	$4,244
Total current assets	8,004	4,244

Fixed assets
Property and equipment,net	957	1,489

TOTAL ASSETS	$8,961	$5,733

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	8,853	3,000
Loan payable	-	21,193
Accrued interest	-	888
Loan from shareholder	7,057	-
Total current liabilities	15,910	25,081
TOTAL LIABILITIES	15,910	25,081

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,169,000 issued and outstanding as of September 30, 2016
and 5,144,000 as of December 31, 2015 respectively	5,169	5,144
Additional paid-in capital	74,297	40,997
Accumulated deficit	(86,415)	(65,489)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,949)	(19,348)

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,961	$5,733

See accompanying notes to unaudited financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue
Construction income	$9,200	$43,011	$16,060	$43,011
Total revenue	9,200	43,011	16,060	43,011

Cost of goods sold
Job related costs	793	27,534	6,162	27,534
Gross profit	8,407	15,477	9,898	15,477

Operating costs
General, administrative and professional fees	8,154	10,869	30,824	31,960
Total operating costs	8,154	10,869	30,824	31,960

Net Income (loss)	$253	$4,608	$(20,926)	$(16,483)

Basic and dilutive earnings per share	0.00	0.00	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,169,000	5,144,000	5,162,431	5,144,000

See accompanying notes to unaudited financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(20,926)	$(16,483)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations
Contribution from shareholder	8,325	-
Depreciation	532	-
Changes in operating assets and liabilities:
Accrued interest	(888)	-
Accounts payable	5,853	-
Net cash provided by (used) in operating activities	(7,104)	(16,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	-
Proceeds from loans payable	(21,193)	-
Proceeds from shareholder loans	13,807	24,004
Repayments of shareholder loans	(6,750)	(10,850)
Net cash provided by (used) in financing activities	10,864	13,154

Net change in cash	3,760	(3,329)

Cash and cash equivalents at beginning of period	4,244	7,988

Cash and cash equivalents at end of period	$8,004	$4,659

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

PREMIER PACIFIC CONSTRUCTI ON, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS September 30, 2016

 1.  ORGANIZATION AND BASIS OF PRESENTATION

Premier Pacific Construction, Inc. ("The Company") was originally incorporated in the State of California on July 28, 2000 in the name of Francella's Kitchen and Bath Refinishing Inc. to engage in the business of small scale construction, repairs and alterations for residential clients. On August 8, 2008, the Company changed its name to Premier Pacific Construction, Inc., a California Corporation ("PPC-CA"). The Company merged with Premier Pacific Construction Inc., a Nevada Corporation ("PPC-NV") in March of 2012.

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

4.  RELATED PARTY TRANSACTIONS

In the nine-month period ending September 30, 2016, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000.  The $8,325 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital).

In the period ending September 30, 2016, the loan from the majority shareholder increased to $7,057 after the Company repaid $6,750. The loan is to enable the Company to continue as a going concern. The loan carries no interest and has no maturity date. As of 9/30/2016, the outstanding loan is $7,057.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

All statements contained in this Report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word "believe," "anticipate," "expect" and word of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward - looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a star t -up company in a highly competitive market, and access to sources of capital.

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

During the next 12 months, the Company will continue to network with local real estate brokers who could refer homeowners who are interested in selling their properties, but need renovations and/or upgrades to increase the market value. Our 12-month plan also includes building a website to attract real estate brokers and homeowners, completing our sub-contractor list, prospect for clients, and marketing our business on affiliate websites.

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

Results of Operations

We earned net income (loss) from operations in the amount of $253 and $(20,926) for the three and nine months ended September 30, 2016, respectively, compared to a net income (loss) of $4,608 and $(16,483) for the three and nine month periods ended September 30, 2015.  Our gross profits (revenues less cost of goods sold) for the three and nine months ending September 30, 2016 were $8,407 and $9,898, respectively, compared to $15,477 and $15,477 for the three and nine month periods ended September 30, 2015. We incurred operating expenses in the amount of $8,154 for the three months ending September 30, 2016 compared to $10,869 for the three-month period ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $8,004 and operating working deficit of $(7,906).  Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.

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

Going Concern

We have an accumulated deficit through September 30, 2016 of $86,415. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      (Removed and Reserved)

Item 5.      Other Information

Item 6.      Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company's Quarterly report for the period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
*To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 18, 2016	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director