Form 10-K
period 2016-12-31
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2017-04-17
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of April 17, 2017, Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

ii

iii

PART I

ITEM 1.       BUSINESS.

The Company

We were incorporated on March 14, 2012 in the State of Nevada.  In March 2012, we completed a merger with Premier Pacific Construction, Inc., a California corporation ("PPC-CA").  PPC-CA was originally formed in 2000 by our President, Richard Francella to provide general contracting and construction services within San Diego County, California.  Mr. Francella has been a licensed contractor in the State of California since July 24, 2008.

In 2009, this country experienced an economic downturn and resulting depression in the real estate market. The real estate market has started to recover, with existing home sales in June 2013 up 15.2% from the previous year. Source: National Association of Realtors.

The National Association of Home Builders ("NAHB") announced in January 2017 that the remodeling market will continue to grow.   According to the NAHB, the Remodeling Market Index ("RMI") posted a reading of 53 in the fourth quarter of 2016.  This is on par with the levels seen in the first half of 2016. In a January 19, 2017 NAHB news release NAHB'S Chief Economist Robert Dietz stated, "At 53, the Remodeling Market Index is consistent with NAHB's forecast that remodeling market activity will continue to grow over the next two years, but at a more moderate annual rate of 1 to 2%." (Source: http://www.nahb.org/en/news-and-publications/press-releases/2017/01/remodeling-market-optimism-remains-positive-in-fourth-quarter.aspx.)  An RMI above 50 indicates that more remodelers report that market activity is higher compared to the prior quarter. The overall RMI averages ratings of current remodeling activity with indicators of future remodeling activity.  The NAHB partially attributes rise in existing home sales to the positive report.  Source: www.nahb.org/remodel.

The Company plans to take advantage of the upswing in the remodeling market by providing renovation and upgrade services to homeowners who need to sell their homes and wish to get the highest price possible.  We will focus primarily on building relationships with real estate brokers who can (1) refer us to selling homeowners, and (2) advise us on potential property market value of the home after renovation.  We will contract directly with the selling homeowner to provide our renovation and upgrade services and materials with little or no up-front payment to us.  Rather, our contracts will provide for payment through escrow at the time of sale.  We intend to include a contract provision for payment should the selling homeowner decide not to sell the property.  To secure payment, we intend to file construction liens with the appropriate county recorder's office pursuant to State and local laws.

We will market our pre-sale renovation and upgrade services to real estate brokers and homeowners within San Diego County, California.  If our marketing efforts in San Diego County are successful, we will consider expanding our marketing in the counties of Orange and Riverside in California.

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

Before we commit to providing any pre-sale renovation and/or upgrade services, we must first assess the property to determine whether the property's value can be enhanced by our services.  The most important factors to be considered are the valuation of comparisons in the respective geographic area with consideration to the length of time properties are on the market for sale. The amount of like properties in inventory in the same geographic area will dictate the pace of sales, which would dictate the turn (sale) of the renovated properties.

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

We are currently assessing business opportunities in other complimentary industries, such as solar energy.  The solar energy market continues to grow at a rapid pace.  In fact, 2016 was a record-breaking year for solar energy installations in the United States with 14.8 Gigawatts ("GW") of solar photovoltaic ("PV") installations.  This represents a 95% increase over 2015.  GTM Research forecasts that 13.2 GW of new PV installations will come on-line in 2017.  Total installed U.S. solar PV capacity is expected to nearly triple over the next 5 years.  By 2022, it is expected that more than 18 GW of solar PV capacity will be installed annually.   (Source: Wood Mackenzie, Limited/SEIA U.S. Solar Market Insight®.)  Our initial phase of expansion into the solar energy industry would include residential and commercial solar equipment installation.  This would entail the purchase of solar power equipment and hiring solar equipment installers.    We will require additional funding to commence this initial phase.

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

ITEM 1A.    RISK FACTORS.

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

As a "smaller reporting company," we are not required to provide the information required by this Item.

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

ITEM 4.       MINE SAFETY DISCLOSURES.

N/A

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are listed for quotation on the "Pink" tier of OTC Markets, under the stock symbol "PPCQ."  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
Quarters Ended	HIGH		LOW
December 31 2016		$0.20		$0.20
September 30, 2016		$0.30		$0.30
June 30, 2016		$0.51		$0.51
March 31, 2016		$3.00		$3.00
December 31 2015		$2.00		$1.45
September 30, 2015		$2.00		$0.05
June 30, 2015		$0.05		$0.05
March 31, 2015	$	n/a	$	n/a

Holders of Capital Stock

As of the date of this report, we have a total of 19 holders of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 12, 2016, the Company sold 25,000 shares of common stock, $0.001 par value, to one individual for net cash proceeds to the Company of $25,000.  These shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  Proceeds from the sale of shares were used for ongoing business operations.

Purchase of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2016.

ITEM 6.       SELECTED FINANCIAL DATA.

As a "smaller reporting company," we are not required to provide the information required by this Item.

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

We were incorporated on March 14, 2012 in the State of Nevada.  In March 2012, we completed a merger with Premier Pacific Construction, Inc., a California corporation ("PPC-CA").  PPC-CA was originally formed in 2000 by our President, Richard Francella to provide general contracting and construction services within San Diego County, California.  Since our inception, we have operated as a construction company providing general contracting and construction services to both residential and commercial clients.

Our plan is to continue to provide general contracting and construction services as we have done for more than a decade.  In addition, we are also pursuing opportunities to work with homeowners who wish to sell their homes in the currently weak real estate market and wish to make certain renovations and upgrades to increase their potential sales price.  In order to assist the homeowners, we will complete the renovations and upgrades (hereinafter "pre-sale renovation and upgrade services") with no up-front out of pocket costs to the homeowner.  Rather, the homeowner will agree to pay for our services through escrow when they sell.  We plan to market our services to real estate brokers.

We have begun marketing our pre-sale renovation and upgrade services to real estate brokers on a limited basis and have expended zero funds on marketing our pre-sale renovation and upgrade services to date.  We have only established a few business relationships with real estate brokers in San Diego County.  Our current lack of assets and no plan for obtaining additional funding may preclude our ability to execute on our business plan.

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

The Company has also been exploring other business opportunities and is considering expanding its operations to the renewable energy market.  The solar energy market continues to grow at a rapid pace.  In fact, 2016 was a record-breaking year for solar energy installations in the United States with 14.8 Gigawatts ("GW") of solar photovoltaic ("PV") installations.  This represents a 95% increase over 2015.  GTM Research forecasts that 13.2 GW of new PV installations will come on-line in 2017.  Total installed U.S. solar PV capacity is expected to nearly triple over the next 5 years.  By 2022, it is expected that more than 18 GW of solar PV capacity will be installed annually.   (Source: Wood Mackenzie, Limited/SEIA U.S. Solar Market Insight®.)  Our initial phase of expansion into the solar energy industry would include residential and commercial solar equipment installation.  This would entail the purchase of solar power equipment and hiring solar equipment installers.    We will require additional funding to commence this initial phase.

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

We anticipate hiring several new employees in the next 12 months of operation if we decide to enter into the solar energy industry.  We will continue to rely on the services of outside contractors for labor on our real estate property renovations and, if applicable, solar equipment installations.

Results of Operations

Results of Operations for the Years Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,
	2016	2015

Revenue	$16,060	$81,429
Cost of goods sold	$8,155	$50,074
Operating Expenses	$(38,141)	$(63,585)
Net Income (Loss)	$(30,236)	$(32,230)

Our revenues for the year ended December 31, 2016 were $16,060, compared to our revenues for the year ended December 31, 2015, which were $81,429, representing approximately an 80% decrease.  We attribute the decrease in revenues during the year ended December 31, 2016 to a decrease in remodeling and renovation contracts.

We incurred operating expenses in the amount of $38,141 and $63,585 for the years ending December 31, 2016 and December 31, 2015 respectively.  These operating expenses included professional fees in addition to administrative expenses.    We attribute the decrease in operating costs to decrease in construction contracts.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $209 and operating working capital deficit of $(14,440). Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.  Shareholder loans represented the Company's principal source of cash for the period ending December 31, 2016.

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

Richard Francella is the only employee as the company seeks contracts.  Additionally, there will be little if any capital expenditures due to the nature of the business and the ability to bring in subcontractors for the bigger work.  We currently do not have enough cash to support our daily operations and produce revenues while we are attempting to commence the expansion of our business with our pre-sale renovation and upgrade services.  If we are unable to procure new construction contracts, we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our pre-sale renovation and upgrade services.

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

Going Concern

We have an accumulated deficit through December 31, 2016 of $95,725. The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PREMIER PACIFIC CONSTRUCTION, INC.
Audited Financial Statements
For the Period Ending December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Premier Pacific Construction, Inc.
Poway, California

We have audited the accompanying balance sheets of Premier Pacific Construction, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Pacific Construction, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Premier Pacific Construction, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's income has come from five major clients and there can be no assurance that there will be a continuance in their business, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 17, 2017

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$209	$4,244
Total current assets	209	4,244

Property and equipment, net	957	1,489

TOTAL ASSETS	$1,166	$5,733

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	8,052	3,000
Loan payable	-	21,193
Accrued interest	-	888
Loan from Shareholder	6,598	-
Total current liabilities	14,650	25,081
TOTAL LIABILITIES	14,650	25,081

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 75,000,000 authorized and
5,169,000 issued and outstanding as of December 31, 2016
and 5,144,000 as of December 31, 2015 respectively	5,169	5,144
Additional paid-in capital	77,072	40,997
Accumulated deficit	(95,725)	(65,489)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,484)	(19,348)

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,166	$5,733

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenue
Construction income	$16,060	$81,429
Total revenue	16,060	81,429

Cost of goods sold
Job related costs	8,155	50,074
Gross profit	7,905	31,355

Operating costs
General, administrative and professional fees	38,141	63,585
Total operating costs	38,141	63,585

Net Income (loss)	$(30,236)	$(32,230)

Basic and dilutive earnings per share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding basic and diluted	5,164,082	5,144,000

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Stockholders' Equity (Deficit)

		Common
	Common	Stock	Additional	Accumulated
	Stock	Amount	Paid-in Capital	Deficit	Total

Balance December 31, 2014	5,144,000	$5,144	$29,897	$(33,259)	$1,782

Contribution from shareholder	-	-	11,100	-	11,100
Net loss	-	-	-	(32,230)	(32,230)
Balance December 31, 2015	5,144,000	$5,144	$40,997	$(65,489)	$(19,348)

Contribution from shareholder	-	-	11,100	-	11,100
Shares issued for cash	25,000	25	24,975	-	25,000
Net loss	-	-	-	(30,236)	(30,236)
Balance December 31, 2016	5,169,000	5,169	77,072	(95,725)	(13,484)

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,236)	$(32,230)
Adjustments to reconcile net income(loss) to net cash provided by
(used in) operations
Depreciation expense	532	-
Contribution from shareholder	11,100	11,100
Changes in operating assets and liabilities:
Accrued interest	(888)	888
Accounts payable	5,052	-
Net cash used in operating activities	(14,440)	(20,242)

INVESTING ACTIVITIES
Additional of property and equipment	-	(532)
Net cash provided by (used) in investing activities	-	(532)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	-
Proceeds from loans payable	-	21,193
Repayment of loan payable	(21,193)	-
Proceeds from shareholder loans	19,586	14,642
Repayments of shareholder loans	(12,988)	(18,805)
Net cash provided by financing activities	10,405	17,030

Net change in cash	(4,035)	(3,744)

Cash and cash equivalents at beginning of period	4,244	7,988

Cash and cash equivalents at end of period	$209	$4,244

Cash paid for interest	$888	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2016 and 2015

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company's year -end is December 31.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  As of December 31, 2016, the Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2016, the Company did not have any cash equivalents.
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
The Company recognizes revenue from the sale of products or services in accordance with ASC 605-35-25-1" Revenue Recognition in Financial Statements". The Company has adopted the "Completed Contract Method of Accounting". Revenue will consist of services income and will be recognized only when the following criteria have been met: i) Persuasive evidence of an agreement has been met; ii) Service has occurred; iii) The fee is fixed or determinable; iv) the collection is reasonably assured.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2016 and 2015

We receive payments from customers as down payments and record them as progress billings. The revenue related to these progress billings is recognized as revenue in accordance with our revenue recognition policies as above. The revenue for the year ending December 31, 2016 is from two customers.
Income Taxes
The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At December 31, 2016 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Loss per Common Shares
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of December 31, 2016, there are no dilutive securities.
3.  INCOME TAXES

	December 31, 2016	December 31, 2015

Deferred tax assets:
Net operating tax carry-forward	$95,725	$65,489
Tax rate	34%	34%
Gross deferred tax assets	32,546	22,266
Valuation allowance	(32,546))	(22,266)

Net deferred tax assets	$-0-	-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

The tax return that is open for IRS examination is for the year ending December 31, 2016.

As of December 31, 2016, the Company has a net operating loss of $95,725.  A net operating loss expires twenty years from the date the loss was incurred.

4. STOCKHOLDERS' EQUITY

On March 12, 2016, the Company's Board of Directors approved the sale of 25,000 common shares of $0.001 par value for net proceeds to the Company of $25,000.

On March 1, 2016, the Company agreed to pay its outstanding Note Payable being the principal sum of $21, 193 plus the accrued interest of 5% ($888) totalling $21,081 in full payment of all outstanding loans made to the Company between March and June, 2015.

As of December 31, 2016, there are 75,000,000 shares authorized and 5,169,000 issued and outstanding.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2016 and 2015

5. NOTES PAYABLE

On March 1, 2016, the Company agreed to pay its outstanding Note Payable being the principal sum of $21, 193 plus the accrued interest of 5% ($888) totalling $21,081 in full payment of all outstanding loans made to the Company between March and June, 2015.

6. RELATED PARTY TRANSACTIONS

During the year ending December 31, 2016, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $11,100 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital). .

In the year ending December 31, 2016, the majority shareholder loaned the Company an amount of $19,586, in order for the Company to remain in business. $12,988 was repaid in 2016 and at December 31, 2016 $6,958 is outstanding. These loans carry no interest and no time repayment.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2016 that were not filed.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the "Board") to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.  Our executive officers and directors and their respective ages as of April 17, 2017, are as follows:

Name	Age	Position(s) and Office(s) Held
Richard Francella	46	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of our sole officer and director. The registrant believes that the skills, experiences and qualifications of its officer and director provide the registrant with the expertise and experience necessary to advance the interests of its shareholders.

Richard Francella has been the President, Chief Executive Officer and Director of the Company since its inception.  In 2013, Mr. Francella was also elected to serve as the Company's Secretary and Chief Financial Officer.  Mr. Francella has been a licensed contractor since 2008.  He is currently licensed with the California Contractors State License Board in the following classifications: B – General Building Contractor; C33 – Painting and Decorating; D12 – Synthetic Products; and D52 – Window Coverings.  Mr. Francella has worked as a General Building Contractor since 2008. Prior to 2008, Mr. Francella did commercial and residential painting, millwork, custom countertops, and light framing.  Since its inception, Mr. Francella has personally negotiated terms for construction projects, negotiated with, hired and supervised sub-contractors, managed completion of residential and commercial construction projects, secured all required permit approvals, estimated project costs and used actual costs, managed value-engineering process with client to ensure modifications to project specifications continued to meet project goals and client expectations, managed the Company's accounts receivable and accounts payable, and generally managed the Company's finances.  Based on Mr. Francella's experience as a general contractor as well as his experience running the Company's day-to-day operations, the Company has concluded that Mr. Francella should serve as its Director.

Mr. Francella is not currently, nor has he ever been, a director of any other public company.

Directors
Our bylaws authorize no less than one (1) director.  We currently have one Director.

Director Independence
Our Board of Directors has adopted the definition of "independence" as described in NASDAQ Rules 4200 and 4350.  Independent directors would not include anyone who, within the past three years, be employed by our Company or any parent or subsidiary of our Company or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder.   Our Board of Directors has determined that its members do not meet the independence requirements.

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth compensation for the periods ended December 31, 2016 and 2015, awarded to, earned by, paid to or accrued for the benefit of our principal executive officer and our principal financial officer.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonquali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position[1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Francella President, CEO, CFO, Secretary (1)	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Richard Francella has served as the Company's President and CEO since inception. He was appointed as the Company's CFO and Secretary upon the resignation of Sara Francella in December 2013.

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

Directors' Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for the periods ended December 31, 2016 and 2015.

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
		Fees				Value and
		Earned			Non-Equity	Nonqualified	All
		or			Incentive	Deferred	Other
		Paid in	Stock	Option	Plan	Compensation	Compen-
		Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name		($)	($)	($)	($)	($)	($)	($)
Richard	2016	0	0	0	0	0	0	0
Francella (1)	2015	0	0	0	0	0	0	0

(1)	Richard Francella served as the Company's Director since its inception.

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

ITEM 12.      SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of April 17, 2017, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 17, 2017, there were 5,169,000 common shares issued and outstanding.  To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

During the year ending December 31, 2016, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $11,100 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital).

In the year ending December 31, 2016, the majority shareholder loaned the Company an amount of $19,586, in order for the Company to remain in business. $12,988 was repaid in 2016 and at December 31, 2016 $6,958 is outstanding. These loans carry no interest and no time repayment.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31
Services Provided by MaloneBailey, LLP	2016	2015
Audit Fees	$17,000	$18,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,000	$18,100

Our board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2017.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 17, 2017.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)