Form 10-K/A
period 2016-12-31
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2017-04-20
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K /A
Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of April 17, 2017, Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report dated December 31, 2016, only furnishes the XBRL presentation not filed with the original 10K, submitted on April 17, 2017. No other changes, revisions, or updates were made to the original filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18 , 2017.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 18 , 2017.

PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
By: Richard Francella, President, CEO, CFO, Secretary and Sole Director
(Principal Executive Officer and Principal Financial Officer)