Form 10-Q
period 2017-03-31
PREMIER PACIFIC CONSTRUCTION, INC.
filed 2017-05-22
CIK 1589919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

As of May 18, 2017 Premier Pacific Construction, Inc. had 5,169,000 shares of common stock outstanding.

Part I.   Financial Information

Item 1.       Financial Statements (Unaudited)

PREMIER PACIFIC CONSTRUCTION INC.
Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$1,187	$209
Total current assets	1,187	209

Fixed assets
Property and equipment,net	957	957

TOTAL ASSETS	$2,144	$1,166

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	8,947	8,052
Loan from shareholder	11,836	6,598
Total current liabilities	20,783	14,650

TOTAL LIABILITIES	20,783	14,650

STOCKHOLDER'S DEFICIT
Common Stock $0.001 par value, 75,000,000 authorized and
5,169,000 issued and outstanding as of March 31, 2017
and December 31, 2016 respectively	5,169	5,169
Additional paid-in capital	79,847	77,072
Accumulated deficit	(103,655)	(95,725)

TOTAL STOCKHOLDERS' DEFICIT	18,639	13,484
TOTAL LIABILITITES & STOCKHOLDERS' DEFICIT	$2,144	$1,166

See accompanying notes to unaudited financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statement of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue
Construction income	$4,708	$4,960
Total revenue	4,708	4,960

Cost of goods sold
Job related costs	2,707	3,839
Gross profit	2,001	1,121

Operating costs
General, administrative and professional fees	9,931	11,498
Total operating costs	9,931	11,498

Net loss	$(7,930)	$(10,377)

Basic and dilutive loss per share	(0.00)	(0.00)

Weighted average number of
common shares outstanding basic and diluted	5,169,000	5,148,396

See accompanying notes to unaudited financial statements.

PREMIER PACIFIC CONSTRUCTION INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,930)	$(10,377)
Adjustments to reconcile net loss to net cash provided by
(used in) operations
Depreciation	-	531
Contribution from shareholder	2,775	2,775
Accrued interest Angel Marketing	-	(888)
Accounts payable	895	-
Net cash provided by operating activities	(4,260)	(7,959)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	25,000
Payment on loan payable	-	(21,193)
Loan from shareholder	6,088	6,704
Repayment of shareholder loan	(850)	(5,650)
Net cash from financing activities	5,238	4,861

Net cash increase (decrease) for period	978	(3,098)

Cash and cash equivalents at beginning of period	209	4,224

Cash and cash equivalents at end of period	$1,187	$1,146

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

PREMIER PACIFIC CONSTRUCTION, INC. NOTES TO (UNAUDITED) FINANCIAL STATEMENTS March 31, 2017

1.  ORGANIZATION AND BASIS OF PRESENTATION

Premier Pacific Construction, Inc. ("the Company") was originally incorporated in the State of California on July 28, 2000 in the name of Francella's Kitchen and Bath Refinishing Inc. to engage in the business of small scale construction, repairs and alterations for residential clients. On August 8,2008 the Company changed its name to Premier Pacific Construction, Inc., a California Corporation ("PPC-CA").  The Company merged with Premier Pacific Construction Inc., a Nevada Corporation ("PPC-NV") in March of 2012.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements which were included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 17, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.  GOING CONCERN CONSIDERATION
These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated recurring losses and a working capital deficit and anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  STOCKHOLDERS' EQUITY.

On March 15, 2016, The Company authorized the sale of 25,000 shares of common stock, par value $0.001 per share, to an individual investor for $1.00 per share. The net proceeds to the Company were $25,000. There was no activity for the current quarter.

4.  RELATED PARTY TRANSACTIONS

In the three-month period ended March 31, 2017, the President of the Company provided management fees and office premises to the Company for a fee of $925 per month, the right to which the President agreed to assign to the Company until such time as the Company closes on an equity or debt financing of not less than $200,000. The $2,775 for donated management fees were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital).

In the period ended March 31, 2017, the loans from the majority shareholder increased by $6,088 and the Company repaid $850, the net increase being $5,238. The loans are to enable the Company to continue as a going concern. The loans carry no interest and have no maturity date. As of March 31, 2017, the outstanding loans are $11,836.

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

Results of Operations

We incurred losses from operations in the amount of $(7,930) for the three months ended March 31, 2017. Our gross profits (revenues less cost of goods sold) for the three months ended March 31, 2017 were $2,001.  We incurred operating expenses in the amount of $9,931 for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $1,187 and operating working deficit of $(19,596).  Over the past two fiscal years, the Company has funded its operations primarily through sales of common stock and through loans from its President, Richard Francella.

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

Going Concern

We have an accumulated deficit through March 31, 2017 of $103,655.  The Company will most likely require additional funding for development and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings. For these reasons, our auditors have substantial doubt we will be able to continue as a going concern.

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

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and were considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company's Quarterly report for the period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 22, 2017	PREMIER PACIFIC CONSTRUCTION, INC.

/s/ Richard Francella
		By:	Richard Francella, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director